Form 10QSB
period 1996-06-30
SEABOARD OIL CO
filed 1996-08-13
CIK 859734

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended             JUNE 30, 1996
                              --------------------------------------------------
                                       or


[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______________________ to ______________________

Commission File Number:                    0-18726
                       ---------------------------------------------------------

                              SEABOARD OIL CO.
- --------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)



             DELAWARE                                75-2275736
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)


       3100 N. "A" STREET, BUILDING B, SUITE 200, MIDLAND, TEXAS 79705
- --------------------------------------------------------------------------------
                  (Address of principal executive offices)


                               (915) 684-7005
- --------------------------------------------------------------------------------
              (Issuer's telephone number, including area code)


                               NOT APPLICABLE
- --------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report).




  Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                               [X] Yes     [ ] No


  There were 1,471,369 shares of Common Stock, $.01 par value of the registrant outstanding as of June 30, 1996.

                                SEABOARD OIL CO.



                                     INDEX



                                                                          Page No.
Part I.   Financial Information

  Item 1.   Financial Statements

  Consolidated Balance Sheet
    June 30, 1996                                                             3

  Consolidated Statements of Operations
    Three Months Ended June 30, 1996 and 1995                                 4

  Consolidated Statements of Cash Flows
    Three Months Ended June 30, 1996 and 1995                                 5

  Notes to Consolidated Financial Statements                                  6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     7


Part II.  Other Information

  Item 6.   Exhibits and Reports on Form 8-K

            a.    Exhibit - 27 Financial Data Schedule

            b. Reports on Form 8-K - The Registrant filed a Form 8-K dated June 21, 1996 reporting a proposed merger agreement.


  Signatures                                                                  8

                                SEABOARD OIL CO.
                           Consolidated Balance Sheet
                                  (Unaudited)
                                 June 30, 1996

                                   Assets
                                   ------
Current assets:
   Cash and cash equivalents                                  $   4,416,000
   Accounts receivable:
      Trade                                                          68,000
      Oil and gas sales                                             580,000
      Other                                                           6,000
   Other current assets                                              60,000
                                                              -------------

            Total current assets                                  5,130,000
                                                              -------------
Property and equipment at cost:
   Oil and gas properties, based on
      successful efforts accounting method                       17,289,000
   Other property and equipment                                     851,000
                                                              -------------
                                                                 18,140,000
   Less accumulated depreciation and
      depletion                                                  (7,698,000)
                                                              -------------

            Net property and equipment                           10,442,000
                                                              -------------

                                                              $  15,572,000
                                                              =============


                           Liabilities and Stockholders' Equity
                           ------------------------------------

Current liabilities:
   Trade accounts payable                                     $     376,000
   Accrued liabilities:
      Oil and gas sales                                             128,000
      Other                                                         159,000
                                                              -------------
            Total current liabilities                               663,000
                                                              -------------

Stockholders' equity:
   Preferred Stock, $.10 par value.
      Authorized 500,000 shares; no
      shares issued or outstanding                                        -
   Common Stock, $.01 par value.
      Authorized 3,000,000 shares,
      1,571,015 issued                                               16,000
   Capital in excess of par value                                 9,538,000
   Retained earnings                                              5,903,000
                                                              -------------
                                                                 15,457,000
   Less: Treasury stock, at cost                                   (548,000)
                                                              -------------
            Total stockholders' equity                           14,909,000
                                                              -------------
Commitments
                                                              $  15,572,000
                                                              =============

          See accompanying notes to consolidated financial statements.

                                SEABOARD OIL CO.
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                          Three months ended
                                                                June 30
                                                    -------------------------------
                                                        1996              1995
                                                    ------------      -------------
Operating revenues-oil and
  gas sales                                         $  1,723,000      $   1,518,000
                                                    ------------      -------------

Operating costs and expenses:
      Lease operating expenses                           460,000            416,000
      Dryhole and abandonment                            216,000             21,000
      Depreciation and depletion                         464,000            388,000
  General and administrative                             181,000            173,000
                                                    ------------      -------------
             Total operating costs
               and expenses                            1,321,000            998,000
                                                    ------------      -------------

Operating income                                         402,000            520,000
                                                    ------------      -------------

Other income:
  Interest income                                         56,000             42,000
  Gain on sale of assets                                  21,000             50,000
  Other income                                             1,000                  -
                                                    ------------      -------------
             Total other income                           78,000             92,000
                                                    ------------      -------------

Net income                                          $    480,000      $     612,000
                                                    ============      =============

Earnings per share                                  $       0.33      $        0.41
                                                    ============      =============
Weighted average shares
  outstanding                                          1,469,918         1,487,450
                                                    ============      =============


          See accompanying notes to consolidated financial statements.

                                SEABOARD OIL CO.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                          Three months ended
                                                               June 30
                                                     ------------------------------
                                                        1996               1995
                                                     -----------       ------------
Cash flows from operating activities:
  Net income                                         $   480,000       $    612,000
  Adjustments to reconcile net income
      to cash provided by operating activities:
            Depreciation and depletion                   464,000            388,000
            Dryhole and abandonment                      213,000             11,000
            Gain on sale of assets                       (21,000)           (50,000)
  Change in assets and liabilities:
      (Increase) decrease in accounts receivable          52,000           (139,000)
      (Increase) decrease in other current assets         (6,000)           106,000
      Increase in accounts payable                       200,000             69,000
      Increase (decrease) in accrued
            liabilities                                  (47,000)             5,000
                                                     -----------       ------------

            Net cash provided by operations            1,335,000          1,002,000
                                                     -----------       ------------

Cash flows from investing activities:
  Additions to oil and gas properties                   (795,000)        (2,087,000)
  Additions to other property and equipment                    -           (340,000)
  Proceeds from sales of assets                           28,000             64,000
                                                     -----------       ------------

           Net cash used in investing activities        (767,000)        (2,363,000)
                                                     -----------       ------------

Cash flows from financing activities:
  Exercise of stock option                                21,000                  -
                                                     -----------       ------------

            Net cash provided by
              financing activities                        21,000                  -
                                                     -----------       ------------

Net increase (decrease) in cash and
  cash equivalents                                       589,000         (1,361,000)

Cash and cash equivalents at beginning
  of period                                            3,827,000          3,769,000
                                                     -----------       ------------

Cash and cash equivalents at end of period           $ 4,416,000       $  2,408,000
                                                     ===========       ============


          See accompanying notes to consolidated financial statements.

                                SEABOARD OIL CO.

                   Notes to Consolidated Financial Statements

                                 June 30, 1996

                                  (Unaudited)


(1)   Opinion of Management

      Although the information furnished is unaudited, in the opinion of management of Seaboard Oil Co. (the "Company"), the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year.

(2)   Proposed Merger

      The Company announced on June 21, 1996 that it had received an offer from Seaboard Acquisition Partners, Inc. ("SAP") to acquire the 415,686 shares of common stock of the Company not currently owned by SAP, constituting approximately 29% of the outstanding shares. The purchase price per share is $9.75 and the transaction is proposed to be accomplished through a merger of a wholly owned subsidiary of SAP with and into the Company.

      SAP currently owns 1,055,683 shares of the Company's common stock, constituting approximately 71% of the outstanding shares.

      SAP's offer is subject to: (1) the receipt of a satisfactory commitment to fund the purchase price; (2) the absence of any material adverse change in the Company's financial condition, results of operations or prospects prior to the closing of the transaction; (3) the aggregate amount of the consideration paid for shares and for cancellation of options and rights for shares not exceeding $4.9 million; (4) the parties entering into a Merger Agreement containing terms acceptable to the parties; and (5) such other terms and conditions which the Company believes is necessary, from a legal point of view, to solicit proxies from its shareholders with respect to the transaction.

      The Company filed a preliminary proxy statement with the Securities and Exchange Commission on July 12, 1996, in connection with its Annual Meeting of Stockholders which included the SAP merger proposal.

(3)   Reclassifications

      Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

                                SEABOARD OIL CO.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources

  The Company's working capital at June 30, 1996 was $4,467,000 and its current ratio was 7.73:1, compared to working capital of $4,076,000 and a current ratio of 8.98:1 at March 31, 1996. Capital expenditures for the three months ended June 30, 1996 were approximately $795,000, which was the Company's primary investing activity. The Company drilled three wells during the quarter, two of which were Clearfork tests in Hockley County, Texas and the other a Clearfork development well in Gaines County, Texas. One of the Clearfork tests in Hockley County, Texas has been determined to be a dry hole. Approximately $213,000 was charged to dry hole and abandonment expense in the Company's first quarter related to this well.

  The Company's capital expenditure budget for the remainder of fiscal 1997 is for (1) the continued development of the Company's existing oil and gas properties in the North Robertson Unit and Quito West Unit which includes the drilling of four development wells, (2) the drilling of a development well on a lease adjoining the North Robertson Unit and (3) the drilling of development wells in both Ector and Hockley Counties of Texas.

  To fund such capital expenditures, the Company expects that its cash provided by operations and cash balances plus borrowing under its line of credit will be adequate not only to fund 1997 capital expenditures but provide the Company the financial flexibility needed to respond to investment opportunities for the acquisition of oil and gas properties.


Results of Operations

  Revenue from oil and gas production for the three months ended June 30, 1996 was $1,723,000 compared to $1,518,000 for the same period last year. The majority of this increase can be attributed to higher oil prices. The Company received an average of $20.70 per barrel during the current quarter compared to $17.92 per barrel for the same quarter last year. Gas prices also increased from an average of $1.78 last year to $2.26 for the current period.

  Other income reported by the Company for the quarter ended June 30, 1996 was $78,000, a decrease of $14,000 from the same period last year. A gain of $50,000 from the sale of a certain royalty interest recorded last year offset by higher interest income in the current quarter accounts for the decrease.

  Lease operating expenses were $460,000 during the quarter ended June 30, 1996 compared to $416,000 for the same period last year. This increase in lease operating expenses is due primarily to a production tax refund received during the first quarter of last year. General and administrative expenses held steady at 11% of revenues for the three months ended June 30, 1996 and 1995.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




   SEABOARD OIL CO.
- -------------------------
    (REGISTRANT)



Date:  August 12, 1996                        /s/ GARY B. GILLIAM
                                              ---------------------------------
                                                Gary B. Gilliam, President
                                                and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------

   27              Financial Data Schedule