Form 10-K/A
period 1996-03-31
SEABOARD OIL CO
filed 1996-08-23
CIK 859734

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

     (Mark One)

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended  March 31, 1996

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                 Commission file number  0-18726

                               SEABOARD OIL CO.
- --------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                    75-2275736
- ----------------------------------------           -------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

    3100 N. "A" Street, Building B
    Suite 200, Midland, Texas                              79705
- ----------------------------------------           -------------------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number, including area code  (915) 684-7005
                                               -----------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                         Common Stock - $.01 Par Value
- --------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

         Check is there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $6,048,000
                                                                 --------------

         The aggregate market value of the outstanding Common Stock, $.01 par value, of the registrant held by non- affiliates of the registrant as of August 9, 1996, based on the average bid and asked price as quoted by NASDAQ as of the close of business on said date, was $3,017,801.

         There were 1,471,369 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 9, 1996.

                                    PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Presented below is certain biographical information with respect to each Director and executive officer of the Company (all such persons are United States citizens):

         E.E. Runyan became Chairman of the Board and Chief Executive Officer of the Company in January 1991. For in excess of the past five years, Mr Runyan has been an independent oil operator in Midland, Texas, operating through Runyan Oil Co., Texon Oil Company and Honolulu Oil Co. He is the father of Edward E. Runyan and the brother-in-law of Robert L. Hollis, both of whom are Directors.

         Edward E. Runyan, a Director of the Company since January 1991, is currently President and a Director of Texon Oil Company and a Director of Merlyn Energy. Mr. Runyan was formerly employed as a production engineer by Conoco, Inc. from June 1982 until joining Texon Oil Company in February 1991. He is the son of E.E. Runyan, Chairman of the Board and Chief Executive Officer of the Company, and the nephew of Robert L. Hollis, a Director of the Company.

         Robert L. Marolda is currently President and a Director of Castlereagh Investments, Inc., a privately held oil, gas and corporate investment company. Mr. Marolda previously served as Chairman and President of BMR Corporation from 1986 through its sale in July 1993. He also served as President of Energy Minerals Corporation, BMR's operating subsidiary, an independent oil and gas company based in Denver, Colorado from 1984 to July 1993. Mr. Marolda also serves as a Director of Honolulu Oil Co. He has been a Director of the Company since 1991.

         Robert L. Hollis became a Director of the Company in January 1991. For in excess of the past five years, Mr. Hollis has served in a variety of positions at First National Bank & Trust Co. of Okmulgee, Oklahoma, including Chairman of the Board and Chief Executive Officer, and is currently chairman emeritus of that institution. In addition, Mr. Hollis serves as President of First Okmulgee Corporation, Okmulgee, Oklahoma. He is the uncle of Edward E. Runyan, a Director of the Company, and the brother-in-law of E.E. Runyan, Chairman of the Board and Chief Executive Officer of the Company.

         Gary B. Gilliam became a Director of the Company in August 1992. He has served as President, Chief Financial Officer and Secretary of the Company since July 1991.

         Edward P. Bliss is and has been, for in excess of five years, an Investment Counselor for Loomis, Sayles & Company, Inc., and serves as a Managing Partner and Vice President of Loomis, Sayles & Company. He also serves as a Director of Sierra Pacific Resources, Inc., a public utility company. Mr. Bliss has been a Director of the Company since August 1993.

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to the rules and regulations promulgated under Section 16(a) of the

Securities Exchange Act of 1934 during and with respect to the Company's last fiscal year and upon certain written representations received by the Company, the Company is not aware of any failure by a reporting person of the Company under Section 16(a) to timely file reports required by Section 16(a).

Item 10.   EXECUTIVE COMPENSATION

General

         The following table sets forth information as to remuneration paid by the Company to its chief executive officer and its only other executive officer whose total cash compensation exceeded $100,000, for services rendered in all capacities to the Company during each of the last three fiscal years ended March 31, 1994, 1995 and 1996:

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term       All Other
                                                Annual Compensation(1)     Compensation   Compensation(2)
                                                ----------------------     ------------   ---------------

                                                                             Securities
                                                                             Underlying
 Name and Principal Position           Year      Salary         Bonus      Options/SARs
 ---------------------------           ----      ------         -----      ------------
 E.E. Runyan                           1996     $70,000      $15,778 (3)        4,000       $6,000
    Chairman of the Board, Chief       1995     $65,833      $ 5,000 (4)        3,000       $4,500
    Executive Officer & a Director     1994     $60,000      $10,000              0         $6,000

 Gary B. Gilliam                       1996     $90,000      $15,778 (3)        4,000       $18,578 (5)
    President, Chief Financial         1995     $89,917      $ 5,000 (4)        5,000       $16,667 (5)
    Officer, Secretary & a Director    1994     $85,000      $10,000              0         $16,210 (5)

- ---------------

(1) In addition to annual salary and bonuses, certain of the Company's executive officers receive certain personal benefits as part of their annual compensation. The aggregate amount of such personal benefits, however, does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for any of the named executive officers.

(2) Includes amounts paid to the named persons in their capacities as Directors of the Company for attendance at meetings of the Board.

(3) Does not include a performance bonus of approximately $34,225 for services rendered in the fiscal year ended March 31, 1996, but paid in the fiscal year ended March 31, 1997.

(4) Does not include a performance bonus of approximately $15,778 for services rendered in the fiscal year ended March 31, 1995, but paid in the fiscal year ended March 31, 1996.

(5) Includes the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer.

Employee Benefit Plans

         The Company currently has three employee benefit plans, the Seaboard Oil Co. 1994 Employee Incentive Stock Option Plan, the Outside Directors Stock Option Plan of Seaboard Oil Co. and the Directors Long-Term Incentive Plan of Seaboard Oil Co. (collective, the "Employee Benefit Plans"). The following tables reflect grants under the Employee Benefit Plans to the executive officers named in the Summary Compensation Table. A description of each of the Employee Benefit Plans follows the tables.

                    OPTIONS/SARS GRANTED IN LAST FISCAL YEAR

                        Number of Shares         % of Total Options/SARs
                           Underlying              Granted to Employees      Exercise   Expiration
       Name          Options/SARs Granted(1)        in Fiscal Year (2)        Price        Date
       ----          -----------------------        ------------------        -----        ----
 E.E. Runyan                  4,000                         33%               $5.50     August 25,
                                                                                           2005
 Gary B. Gilliam              4,000                         33%               $5.00     August 25,
                                                                                           2005

- ---------------

(1) All shares listed relate to options granted under the 1994 Employee Incentive Stock Option Plan on August 25, 1995, and are immediately and fully exercisable.

(2) These percentages are based solely on the options granted under the 1994 Employee Incentive Stock Option Plan and do not include options granted to non-employee directors under the Outside Directors Stock Option Plan.


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES


                      Number of Securities Underlying       Value of Unexercised In-the-Money
                     Unexercised Options/SARs at FY-End           Options/SARs at FY-End
        Name            Exercisable/Unexercisable(1)           Exercisable/Unexercisable(2)
        ----            ----------------------------           ----------------------------
 E.E. Runyan                      7,000/0                              $1,850.00/0
 Gary B. Gilliam                  9,000/0                              $6,500.00/0

- ---------------

(1) All shares listed relate to options granted under the 1994 Employee Incentive Stock Option Plan on August 26, 1994, and on August 25, 1995, and are immediately and fully exercisable.

(2) The bid and ask prices for the Common Stock as reported on the Nasdaq Small-cap Market on March 31, 1996 (fiscal year end) were $5.75 and $6.25, respectively. Therefore, the "fair market value" used to calculate the value in this column is $6.00.

         Outside Directors Stock Option Plan. The Outside Directors Stock Option Plan provides for the issuance of stock options to the outside directors of the Company. A total of 40,000 shares of Common Stock has been authorized and reserved for issuance under the plan, subject to adjustments to reflect changes in the Company's capitalization resulting from stock splits, stock dividends and similar events. Only outside directors are eligible to participate in the plan. Outside directors are those directors of the Company who are not executive officers or regular salaried employees of the Company as of the date an option is granted. Under the plan, an option for 2,000 shares of Common Stock will be granted to each person who qualifies as an outside director as of the effective date of the plan and each year thereafter that such person is elected as a director of the Company through and including 1998. The exercise price of each option granted under the plan will be the fair market value (as reported on the Nasdaq Small Cap Market) of the Common Stock at the time the option is granted, and may be paid either in cash or shares of Common Stock. Each option will be exercisable immediately, and will expire ten years from the date of grant. An option granted under the plan is not transferrable other than by will or the laws of descent and distribution. In the event a participant in the plan ceases to be an outside director, other than by reason of death or change of control of the Company, such participant may exercise an outstanding option under the plan within ninety days after such termination, to the extent the participant was entitled to exercise the option on the date of termination. In the event of the death of a participant under the plan, such participant's option(s) may be exercised by the executors or administrators of the optionee's estate or by the legatees of such participant within one year after his death, so long as the term of the option has not expired. In the event of a change of control of the Company, each participant will be provided with notice of the change of control and will have thirty days from the date of such notice to exercise options granted under the plan, subject to certain conditions. The Company does not receive any consideration upon the grant of options under the plan. The options granted under the plan are intended to be non- qualifying options for federal income tax purposes. Because options under the plan are not generally transferrable, do not appear to be subject to a substantial risk of forfeiture and the exercise price will be the fair market value of the common stock on the date of grant, the options should not be taxable to an optionee until the optionee exercises the option, at which time the optionee would recognize income on the difference between the exercise price and the fair market value of the shares on the date of exercise. The grant of options under the plan should be treated as compensation paid by the Company for purposes of the Company's federal income tax considerations. The Board of Directors may amend the plan without the approval of the stockholders of the Company in any respect other than the following, which require stockholder approval: material increases in the number of shares which may be awarded under the plan, material increases in the benefits accruing to participants under the plan, material modifications of the requirements for eligibility for participation in the plan, or any other amendment which requires stockholder approval by law. The Company currently has four directors, Messrs. Edward E. Runyan, Marolda, Hollis and Bliss, who are eligible to participate in the plan. Pursuant to the terms of the plan, an option for 2,000 shares of Common Stock was granted to each of the currently eligible outside directors as of August 25, 1995, with an exercise price of $5.00 per share.

         1994 Employee Incentive Stock Option Plan. The 1994 Employee Incentive Stock Option Plan provides for the grant of qualified stock options to the employees of the Company and its subsidiaries, including officers and directors who are salaried employees. A total of 60,000 shares of Common Stock has been authorized and reserved for issuance under the plan, subject to adjustment to reflect changes in the Company's capitalization resulting from stock splits, stock dividends and similar events. The plan is administered by the Employee Plan Committee, which consists of not less than three and not more than five directors who are not eligible to participate in the plan. The Committee has the sole authority to interpret the plan, to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of the options to be granted under the plan; provided that (a) the exercise price of each option granted under the plan may not be less than the fair market value of the Common Stock on the date the option is granted (110% of fair market value if the employee is the beneficial owner of 10% or more of the Company's voting securities), (b) the exercise price must be paid in cash or by surrendering previously owned shares of Common Stock upon the exercise of the option, (c) the term of the option may not exceed ten years, and (d) no option is transferrable other than by will or the laws of descent and distribution. Upon termination of an optionee's employment (other than by death or disability), the option may be exercised prior to the expiration date of the option or within three months after the date of such termination, whichever is earlier, but only to the extent the optionee had the right to exercise the option upon the date of such termination. In the event of the death or disability of an optionee, the option may be exercised by such person, his guardian, legatee or personal representative at any time prior to the expiration date of the option or within one year after the date of the death or disability, whichever is earlier, but only to the extent the optionee had the right to exercise the option as of the date of his death or disability.
Options may not be granted under the plan to any individual if the effect of such grant would permit that person to have the first opportunity to exercise such options, in any calendar year, for the purchase of shares having a fair market value (at the time of grant of the option) in excess of $100,000.00. Neither the Company nor any of its subsidiaries will receive any consideration for the granting of options under the plan. Options granted under the plan are intended to have the federal income tax consequences of a qualified stock option. As a result, the exercise of the option will not be a taxable event; the taxable event occurs at the time the shares of Common Stock acquired upon exercise of the option are sold. If the optionee holds such shares for the later of two years from the date the option was granted or one year from the date of exercise of the option, the difference between the price paid for the shares at exercise and the price for which those shares are sold will be treated as capital gains income. If the optionee does not hold the shares for the required holding period, the income would be treated as ordinary income rather than capital gains income. The grant of options under the plan will be treated as compensation by the Company for federal income tax purposes. The Board of Directors may amend the plan, without stockholder approval, in any respect other than the following, which will require stockholder approval: increasing the total number of shares for which options may be granted under the plan, changing the minimum exercise price, affecting outstanding options or the unexercised rights thereunder, extending the option period, or extending the termination date of the plan. There are currently approximately ten persons who are eligible to participate under the plan. On August 25, 1995, options were granted under the plan to Mr. E.E. Runyan (4,000 shares), Mr. Gary Gilliam (4,000 shares), and certain employees who are not executive officers (as a group, 4,000 shares).

         Directors Long-Term Incentive Plan. The Directors Long-Term Incentive Plan provides for awards of shares of Common Stock to the current directors of the Company based upon the Company achieving certain performance objectives described in the plan over a five year period. A total of 50,000 shares of Common Stock has been authorized and reserved for issuance pursuant to the plan, subject to adjustments to reflect changes in the Company's capitalization resulting from stock splits, stock dividends and similar events. Only the current directors of the Company are eligible to participate under the plan. The number of shares included in the awards to the directors, if any, will be based upon the extent to which certain performance objectives are attained by the Company. The performance objectives are based upon increases in the value of the Company as determined in accordance with a formula set forth in the plan. Upon the death of any of the participants, that participant's legatees or personal representative will receive an award under the plan based upon the number of years that participant served as a director under the plan. In the event of a change of control of the company or in the event the performance objectives are fully attained at any annual review prior to termination of the plan, awards will be granted to the directors as if the performance objectives had been fully attained. If not previously granted, awards will be granted under the plan to the extent the performance objectives are attained at the expiration of five years from the date of the plan. The plan will terminate upon grants of awards to all eligible directors or upon the expiration of the five year period. If an eligible director is terminated for any reason other than death or change of control, the terminated director will not be entitled to any award under the plan. The Board of Directors may amend the plan without approval of the stockholders in any respect other than the following, which require stockholder approval: material increases in the number of shares which may be awarded under the plan, material increases in the benefits accruing to participants in the plan, material modifications of the requirements for eligibility for participation under the plan, and any other amendment requiring stockholder approval by law. There are six persons eligible to participate under the plan. No awards have been granted under the plan.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

         The following table sets forth certain information as of August 9, 1996 with respect to (i) each person who owns beneficially more than five percent of the outstanding shares of Common Stock; and (ii) the beneficial ownership of Common Stock by all Officers, Directors and Nominees as a group.

                                                                       Number of Shares
                                                   Relationship        of Common Stock        Percent
             Name and Address                      to Company          Beneficially Owned     of Class
             ----------------                      -----------         ------------------     --------
Seaboard Acquisition Partners, Inc.(1)       Principal Stockholder     1,055,683(2)           71.75%
3100 North "A" Street
Bldg. B, Suite 201
Midland, Texas  79705

All Officers, Directors and Nominees
as a Group (see "- MANAGEMENT" for                                        81,892(3)           5.45%(4)
individual ownership information)

- ---------------

(1) Mr. E.E. Runyan (Chairman of the Board, Chief Executive Officer and a Director of the Company) is a stockholder, officer and director of SAP; and Messrs. Robert L. Marolda and Edward P. Bliss (Directors of the Company) are officers and directors of SAP.

(2) Includes 701,449 Shares acquired by SAP in the Company's rights offering in 1994 for a purchase price of $4.61 per share.

(3) Does not include any portion of the 1,055,683 shares owned by SAP. Includes shares which such persons have the right to acquire within 60 days through presently exercisable options granted to such persons under the Employer Benefits Plans (as defined herein). See the stock ownership table on the next page and "EXECUTIVE COMPENSATION - EMPLOYEE BENEFIT PLANS".

(4) For the sole purpose of calculating this percentage, the shares underlying the options described in (3) above are treated as outstanding shares.

Management

   The following table sets forth certain information as of August 9, 1996 with respect to each officer and director of the Company, each of whom currently serve in the capacities indicated below:

Name, (age), Position with Company        Served as a          Shares of Common Stock       Percent
and address                              Director Since(1)       Beneficially Owned       of Class(2)
- ----------------------------------       -----------------     ----------------------     -----------
E.E. Runyan (62)                            January 1991            19,960  (3)(4)            1.35%
  Chairman of the Board, Chief
  Executive Officer and Director
5114 Polo Club Drive
Midland, TX  79705

Edward E. Runyan (37)                       January 1991             5,491  (5)                *
  Director
1708 Coventry
Midland, TX  79705

Robert L. Marolda (45)                      January 1991            16,225  (4)(5)            1.10%
  Director
518 17th Street, Ste. 1010
Denver, CO 80202-4111

Robert L. Hollis (69)                       January 1991            15,225  (5)               1.03%
  Director
2011 Parkview Drive
Okmulgee, OK 74447

Gary B. Gilliam (46)                        August 1992             10,991  (6)                *
  President, Chief Financial
  Officer, Secretary and Director
4608 Island Drive
Midland, TX  79707

Edward P. Bliss (63)                        August 1993             14,000  (4)(5)             *
  Director
38 Bullard St.
Sherborn,  MA  01770

- ---------------

 *    Less than one percent of the shares outstanding.

(1) The term of office of each of the present Directors is until the 1996 Meeting of Stockholders or until a successor is elected and has qualified.

(2) For the sole purpose of calculating these percentages, the shares which the named person has the right to acquire within 60 days, by exercise of the options described in these footnotes, are deemed outstanding shares with respect to that person's percentage ownership.

(3) Includes 7,000 shares held in the name of Edward E. Runyan - Defined Benefit Plan and 7,000 shares which Mr. Runyan has the right to acquire within 60 days through a presently exercisable option granted to Mr. Runyan pursuant to the 1994 Employee Incentive Stock Option Plan. See "EXECUTIVE COMPENSATION - EMPLOYEE BENEFIT PLANS".

(4) Does not include 1,055,683 shares owned by SAP, of which Messrs. Runyan, Marolda and Bliss are officers and directors. See "-CERTAIN BENEFICIAL OWNERS."

(5) Includes 4,000 shares which the named person has the right to acquire within 60 days through a presently exercisable option granted to the named person under the Outside Directors Stock Option Plan. See "EXECUTIVE COMPENSATION - EMPLOYEE BENEFIT PLANS".

(6) Includes 9,000 shares which Mr. Gilliam has the right to acquire within 60 days through a presently exercisable option granted to Mr. Gilliam pursuant to the 1994 Employee Incentive Stock Option Plan. See "EXECUTIVE COMPENSATION - EMPLOYEE BENEFIT PLANS".

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In February 1996, the Company entered into two drilling arrangements with Honolulu Oil Co. Mr. E.E. Runyan is a principal shareholder of Honolulu Oil Co., and Mr. Marolda is a director of that corporation. Pursuant to the arrangements, the Company acquired interests in oil and gas leases from Honolulu Oil Co. in exchange for an agreement to pay $20,000 for each well drilled on the subject leases, plus a cash payment at closing on one of the leases. As of June 30, 1996, the Company had paid to Honolulu Oil Co. approximately $60,000 pursuant to these arrangements. The Company believes the terms of these transactions to be fair and in accordance with customary practice in the industry.

                                   SIGNATURE

   In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEABOARD OIL CO.



                                        /s/ Gary B. Gilliam
                                        -----------------------------------
                                        Gary B. Gilliam
                                        President, Chief Financial Officer
                                        and Secretary

August 23, 1996